Form 10-K
period 2002-12-31
RESIDENTIAL ASSET MORT PROD GMACM MOR PT CER SER 2002-J4
filed 2003-03-31
CIK 1176513

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2002

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-42510

Residential Asset Mortgage Products
(Exact name of registrant as specified in its charter)

Delaware                          41-1955181
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

8400 Normandale Lake Blvd., Ste. 600
Bloomington, Minnesota                                   55437
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:           (952)  857-7000

GMACM Mortgage Pass-Through Certificates
 Series 2002-J4
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      X - Yes       No


                                     PART I

Item 1. Business
      Not applicable.

Item 2.  Properties
      Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters

	As of December 31, 2002, the Trust had less than 300 holders of record of the
	Notes, computed in accordance with Rule 12g5-1 under the Securities Exchange
	Act of 1934, as amended.

Item 6. Selected Financial Data.

	Not applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Not applicable.

Item 8. Financial Statements and Supplementary Data.

	Not applicable.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Information required by Item 304 of Reg. S-K.

       Not applicable.



                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

	Not applicable.

Item 11. Executive Compensation.

	Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

	Not applicable.

Item 13.  Certain Relationships and Related Transactions.

	Not applicable.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
            2.  Not Applicable
            3.  Exhibits
                 99.1  Annual Summary Statement
                 99.2  Annual Statement as to Compliance
                 99.3  Report of Independent Accountants
		 99.4  Report of Management

      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
      June 25, 2002;  July 25, 2002; August 26, 2002;  September 25, 2002,
      October 25, 2002; November 25, 2002;  December 26, 2002

      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank One, N.A., as Trustee:
GMACM Mortgage Pass-Through Certificates
 Series 2002-J4

      /s/  Keith Richardson
      Keith Richardson
      Vice President
      Bank One, N.A.



Date:  March 31, 2003


Sarbanes-Oxley Certification

I, Keith Richardson, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of GMACM Mortgage Pass-Through Certificates
 Series 2002-J4

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage
Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Bank One, National Association, as Trustee
GMAC, Mortgage Corporation, as Servicer


Date:               March 31, 2003

Signature:          /s/ Keith Richardson

Company:            Bank One N.A.

Title:              Vice President


                    EXHIBIT INDEX

      Exhibit NumberDescription
               99.1 Annual Summary Statement
               99.2 Annual Statement of Compliance
               99.3 Report of Independent Accountants
	       99.4 Report of Management



       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2002

      GMACM Mortgage Pass-Through Certificates
       Series 2002-J4

STATEMENT TO CERTIFICATEHOLDERS

DISTRIBUTION SUMMARY


Class     Cusip       Class Type    Rate Type      Beg Bal         Rate
A-1   36185NSU5         Senior      Fix-30/360      75,000,000       6.50000
A-2   36185NSV3         Senior      Fix-30/360      39,360,000       6.00000
A-3   36185NSW1         Senior     Var-Act/360      29,340,000       1.93000
A-4   36185NSX9        Strip IO    Var-Act/360      29,340,000       6.57000
A-5   36185NSY7         Senior      Fix-30/360      52,000,000       5.75000
A-6   36185NSZ4         Senior      Fix-30/360      14,690,000       6.50000
A-7   36185NTA8         Senior      Fix-30/360      14,117,000       6.50000
A-8   36185NTB6         Senior      Fix-30/360      15,124,000       6.50000
A-9   36185NTC4         Senior      Fix-30/360      27,500,000       6.50000
PO                     Strip PO     Fix-30/360         331,042       0.00000
IO                     Strip IO     Fix-30/360     265,607,385       0.26504
M-1   36185NTH3       Mezzanine     Fix-30/360       3,716,700       6.50000
M-2   36185NTJ9       Mezzanine     Fix-30/360       1,652,000       6.50000
M-3   36185NTK6       Mezzanine     Fix-30/360         963,600       6.50000
B-1   36185NTL4         Junior      Fix-30/360         550,700       6.50000
B-2   36185NTM2         Junior      Fix-30/360         413,000       6.50000
B-3   36185NTN0         Junior      Fix-30/360         550,956       6.50000
R-I                     Senior      Fix-30/360              50       6.50000
R-II                    Senior      Fix-30/360              50       6.50000
Totals                                             275,309,098



           Prin          Int          Total        Cur Loss      End Bal
A-1      29,361,483     2,583,009    31,944,492             0    45,638,517
A-2      15,408,907     1,251,289    16,660,196             0    23,951,094
A-3      11,486,212       360,729    11,846,941             0    17,853,788
A-4               0       957,215       957,215             0    17,853,788
A-5      20,357,295     1,584,246    21,941,541             0    31,642,705
A-6         164,287       556,552       720,839             0    14,525,713
A-7               0       535,270       535,270             0    14,117,000
A-8               0       409,608       409,608             0    15,288,287
A-9               0     1,042,708     1,042,708             0    27,500,000
PO           10,514             0        10,514             0       320,528
IO                0       429,706       429,706             0   189,367,118
M-1          22,406       140,567       162,973             0     3,694,294
M-2           9,959        62,479        72,438             0     1,642,041
M-3           5,809        36,444        42,253             0       957,791
B-1           3,320        20,828        24,148             0       547,380
B-2           2,490        15,620        18,110             0       410,510
B-3           3,321        20,837        24,159             0       547,635
R-I              50           918           968             0             0
R-II             50             0            50             0             0
Totals   76,836,103    10,008,026    86,844,129             0   198,637,282




Class   Cumul Loss     Orig Bal     Sched Prin     Acc Prin      Prin Adj
A-1               0    75,000,000    29,361,483             0             0
A-2               0    39,360,000    15,408,907             0             0
A-3               0    29,340,000    11,486,212             0             0
A-4               0    29,340,000             0             0             0
A-5               0    52,000,000    20,357,295             0             0
A-6               0    14,690,000       164,287             0             0
A-7               0    14,117,000             0             0             0
A-8               0    15,124,000             0       164,287             0
A-9               0    27,500,000             0             0             0
PO                0       331,042        10,514             0             0
IO                0   265,607,385             0             0             0
M-1               0     3,716,700        22,406             0             0
M-2               0     1,652,000         9,959             0             0
M-3               0       963,600         5,809             0             0
B-1               0       550,700         3,320             0             0
B-2               0       413,000         2,490             0             0
B-3               0       550,956         3,321             0             0
R-I               0            50            50             0             0
R-II              0            50            50             0             0
Totals            0   275,309,098    76,836,104       164,287             0



Class    Net Prin      Acc Int      Unpaid Int     Def Int    Total Int Due
A-1      29,361,483     2,583,009             0             0     2,583,009
A-2      15,408,907     1,251,289             0             0     1,251,289
A-3      11,486,212       360,729             0             0       360,729
A-4               0       957,215             0             0       957,215
A-5      20,357,295     1,584,246             0             0     1,584,246
A-6         164,287       556,552             0             0       556,552
A-7               0       535,270             0             0       535,270
A-8               0       409,608             0       164,287       573,895
A-9               0     1,042,708             0             0     1,042,708
PO           10,514             0             0             0             0
IO                0       429,706             0             0       429,706
M-1          22,406       140,567             0             0       140,567
M-2           9,959        62,479             0             0        62,479
M-3           5,809        36,444             0             0        36,444
B-1           3,320        20,828             0             0        20,828
B-2           2,490        15,620             0             0        15,620
B-3           3,321        20,837             0             0        20,837
R-I              50             0             0             0             0
R-II             50             0             0             0             0
Totals   76,836,103    10,007,108             0       164,287    10,171,395



Class     NPPIS        Int Adj
A-1               0             0
A-2               0             0
A-3               0             0
A-4               0             0
A-5               0             0
A-6               0             0
A-7               0             0
A-8               0             0
A-9               0             0
PO                0             0
IO                0             0
M-1               0             0
M-2               0             0
M-3               0             0
B-1               0             0
B-2               0             0
B-3               0             0
R-I               0             0
R-II              0             0
Totals            0             0



Class   Class Type     Orig Bal      Beg Bal       End Bal
A-1       Senior       75,000,000    75,000,000    45,638,517
A-2       Senior       39,360,000    39,360,000    23,951,094
A-3       Senior       29,340,000    29,340,000    17,853,788
A-4      Strip IO      29,340,000    29,340,000    17,853,788
A-5       Senior       52,000,000    52,000,000    31,642,705
A-6       Senior       14,690,000    14,690,000    14,525,713
A-7       Senior       14,117,000    14,117,000    14,117,000
A-8       Senior       15,124,000    15,124,000    15,288,287
A-9       Senior       27,500,000    27,500,000    27,500,000
PO       Strip PO         331,042       331,042       320,528
IO       Strip IO     265,607,385   265,607,385   189,367,118
M-1     Mezzanine       3,716,700     3,716,700     3,694,294
M-2     Mezzanine       1,652,000     1,652,000     1,642,041
M-3     Mezzanine         963,600       963,600       957,791
B-1       Junior          550,700       550,700       547,380
B-2       Junior          413,000       413,000       410,510
B-3       Junior          550,956       550,956       547,635
R-I       Senior               50            50             0
R-II      Senior               50            50             0



AMOUNTS PER $1,000 UNIT

Class    Beg Bal         Prin          Int         End Bal
A-1        1000.0000      391.4864       34.4401      608.5136
A-2        1000.0000      391.4864       31.7909      608.5136
A-3        1000.0000      391.4864       12.2948      608.5136
A-4        1000.0000        0.0000       32.6249      608.5136
A-5        1000.0000      391.4864       30.4663      608.5136
A-6        1000.0000       11.1836       37.8865      988.8164
A-7        1000.0000        0.0000       37.9167     1000.0000
A-8        1000.0000        0.0000       27.0833     1010.8627
A-9        1000.0000        0.0000       37.9167     1000.0000
PO         1000.0000       31.7614        0.0000      968.2386
IO         1000.0000        0.0000        1.6178      712.9588
M-1        1000.0000        6.0284       37.8204      993.9716
M-2        1000.0000        6.0284       37.8204      993.9716
M-3        1000.0000        6.0284       37.8204      993.9716
B-1        1000.0000        6.0284       37.8205      993.9716
B-2        1000.0000        6.0284       37.8204      993.9716
B-3        1000.0000        6.0280       37.8204      993.9720
R-I        1000.0000     1000.0000    18355.8000        0.0000
R-II       1000.0000     1000.0000        5.4000        0.0000



Pool Level Data
Dist Date                                                         12/25/2002
Cut-Off Date:                                                       5/1/2002
Determination Date:                                                12/1/2002
Accrual Period:                                 Beg                 5/1/2002
                                                End                12/1/2002
Number of Days in Accrual Period:                                       214


COLLATERAL  INFORMATION
Group 1
Cut-Off Date Balance                                             275,309,098

Beginning Aggregate Pool Stated Principal Balance                275,309,098
Ending Aggregate Pool Stated Principal Balance                   198,637,282

Beginning Aggregate Certificate Stated Principal Balance         275,309,098
Ending Aggregate Certificate Stated Principal Balance            198,637,282

Beginning Aggregate Loan Count                                           652
Loans Paid Off or Otherwise Removed Pursuant to PSA                      163
Ending Aggregate Loan Count                                              489

Beginning Weighted Average Loan Rate (WAC)                           7.0432%
Ending Weighted Average Loan Rate (WAC)                              7.0148%

Beginning Net Weighted Average Loan Rate                             6.7932%
Ending Net Weighted Average Loan Rate                                6.7648%

Weighted Average Maturity (WAM) (Months)                                349

Servicer Advances                                                         0

Aggregate Pool Prepayment                                        75,120,925
Pool Prepayment Rate                                            68.8880 CPR


Prepayment Compensation
Total Gross Prepayment Interest Shortfall                            43,311
Compensation for Gross PPIS from Servicing Fees                      43,311
Other Gross PPIS Compensation                                             0

Total Net PPIS (Non-Supported PPIS)                                       0


Master Servicing Fees Paid                                          331,983
Sub Servicing Fees Paid                                                   0
Insurance Premium(s) Paid                                                 0
Personal Mortgage Insurance Fees Paid                                     0
Other Fees Paid                                                           0

Total Fees                                                           331,983


DELINQUENCY  INFORMATION
Group 1


Delinquency             30-59         60-89          90+          Total
Scheduled Bal           3,431,877             0             0     3,431,877
% of Total Pool            1.7277%       0.0000%       0.0000%       1.7277%
Number of Loans                 8             0             0             8
% of Total Loans           1.6360%       0.0000%       0.0000%       1.6360%

Foreclosure
Scheduled Bal                   0             0             0             0
% of Total Pool            0.0000%       0.0000%       0.0000%       0.0000%
Number of Loans                 0             0             0             0
% of Total Loans           0.0000%       0.0000%       0.0000%       0.0000%

Bankruptcy
Scheduled Bal                   0             0             0             0
% of Total Pool            0.0000%       0.0000%       0.0000%       0.0000%
Number of Loans                 0             0             0             0
% of Total Loans           0.0000%       0.0000%       0.0000%       0.0000%

REO
Scheduled Bal                   0             0             0             0
% of Total Pool            0.0000%       0.0000%       0.0000%       0.0000%
Number of Loans                 0             0             0             0
% of Total Loans           0.0000%       0.0000%       0.0000%       0.0000%

Book Value of all REO Loans                                               0
Percentage of Total Pool Balance                                     0.0000%

Current Realized Losses                                                   0
Additional Gains (Recoveries)/Losses                                      0
Total Realized Losses                                                     0


Subordination/Credit Enhancement Information
Protection                                         Original      Current
Bankruptcy Loss                                              0             0
BankruPercentage                                    0.0000000%    0.0000000%
Credit/Fraud Loss                                            0    5506181.96
CreditLoss Percentage                               0.0000000%    2.7719780%
Special Hazard Loss                                          0             0
SpeciaHazard Loss Percentage                         0.000000%     0.000000%

Credit Support                                     Original      Current
Class A                                            267,462,142   190,837,630
Class A Percentage                                    97.1498%      96.0734%

M-1                                                  3,716,700     3,694,294
Class M-1 Percentage                                   1.3500%       1.8598%

M-2                                                  1,652,000     1,642,041
Class M-2 Percentage                                   0.6001%       0.8267%

M-3                                                    963,600       957,791
Class M-3 Percentage                                   0.3500%       0.4822%

B-1                                                    550,700       547,380
Class B-1 Percentage                                   0.2000%       0.2756%

B-2                                                    413,000       410,510
Class B-2 Percentage                                   0.1500%       0.2067%

B-3                                                    550,956       547,635
Class B-3 Percentage                                   0.2001%       0.2757%




       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance

GMAC Mortgage Corporation

I, William Maguire, hereby certify that I am the duly elected
Senior Vice President of GMAC Mortgager Corporation (the "Servicer"), a corporation organized under the laws of the Commonwealth of Pennsylvania, that I have made such reasonable investigation as I have deemed necessary to deliver this Certificate, including discussions with responsible officers of the Servicer and further certify to the best of my knowledge as follows:

1. A review of the activities of the Servicer during the calendar year beginning January 1, 2002 and ending on December 31, 2002
(the Calendar Year") and of its performance under the servicing agreements, including the servicer agreement dated as of May 30, 2002 (the "Servicing Agreement"), by and among the Servicer, and the Issuer, has been made under my supervision.

2. To the best of my knowledge, based on such review, the Servicer has complied in all material respects with the minimum servicing standards set forth in the Uniform Single Attestation Program for Mortgage Bankers and has fulfilled all of its material obligations in all material respects throughout the Calendar Year.

Capitalized terms not defined herein have the meanings set forth in the Servicing Agreement.

IN WITNESS WHEREOF, I have hereunto signed my name and affixed the seal of the Servicer.

Dated: March 31, 2003
Re: 301630000000/ GMAC 02-J4

						GMAC MORTGAGE CORPORTATION

						By: /s/ William Maguire
						Name: William Maguire
						Title: Senior Vice President









       EXHIBIT 99.3 -- Report of Independent Auditors

Pricewaterhouse Coopers LLP
160 Federal Street
Boston, MA 02110-9862
Telephone (617) 428 8400
Facsimile (617) 439 7393

Report of Independent Accountants

To the Board of Directors and Stockholder of GMAC Mortgage Corporation:

We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") exclusive of standards I.4., III.3., III.4., V.3. and V.4., (collectively the "Applicable Standards") solely for the purposes of servicing the home equity loans underlying the Consumer Lending Portfolio as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit I).

As the loans applicable to management's assertion are home equity loans, rather than first mortgage loans, certain USAP minimum servicing standards relating to escrows are not applicable. Therefore, USAP minimum servicing standards I.4., III.3., III.4., V.3. and V.4., were not addressed during our examination. Further, management's assertion and this report relate only to the servicing of home equity loans underlying the Notes and not loans in the general consumer loan servicing population.

Management is responsible for the Company's compliance with those Applicable Standards. Our responsibility is to express an opinion exclusively on management's assertion about the entity's compliance with the Applicable Standards based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Applicable Standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.
Our examination does not provide a legal determination on the Company's compliance with the Applicable Standards.

In our opinion, management's assertion that the Company complied with the Applicable Standards solely for the purpose of servicing loans underlying the Consumer Lending Portfolio as of and for the year
December 31, 2002 is fairly stated, in all material respects.

/s/Pricewaterhouse Coopers LLP
Pricewaterhouse Coopers LLP

March 7, 2003


	 EXHIBIT 99.4 -- Report of Management


GMAC Mortgage Corporation
4 Walnut Grove Dr.
P.O. Box 965
Horsham, PA 19044-0965

Exhibit 1

Management's Assertion Concerning Compliance
With USAP Minimum Servicing Standards

March 7, 2003

As of and for the year ended December 31, 2002, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $400,000,000 and $400,000,000, respectively.


/s/ David Applegate
David Applegate
Chief Executive Officer
GMAC Residential Holding Corp

/s/ Ralph Hall
Ralph Hall
Chief Operating Officer
GMAC Residential Holding Corp
Officer's Certificate